Form 10-K
period 2002-12-31
JP MORGAN CHASE COMM MORT PASS THR CERTS SER 2002 CIBC4
filed 2003-03-31
CIK 1171484

                                      10-K
                                  ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

                    Commission file number       333-70246
                    ----------------------       ---------

                      J.P. Morgan Chase Commercial Mortgage
                    Securities Corp. (Depositor in respect of
                        Commercial Mortgage Pass-Through
                        Certificates, Series 2002-CIBC4)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                          13-3789046
--------------------------------------            ------------------------------
(State or Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                    Identification Number)

270 Park Avenue, New York, NY                     10017
--------------------------------------            ------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 270-5918

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:

                    YES   X                      NO
                        -----                       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE.

Introductory Note

         This Annual Report on Form 10-K is filed in accordance with a letter to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), dated September 17, 1996, requesting advice from the Division that it will raise no objection if J.P. Morgan Chase Commercial Mortgage Securities Corp. (the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described therein, submitted to the Office of the Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         Each series (a "Series") of the Registrant's Commercial Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (a "Trust Fund") consisting, among other things, of a segregated pool of multifamily and/or commercial mortgage loans (the "Mortgage Loans"). The Registrant has acted as depositor for the Series of Certificates listed below, as well as several Series of privately-placed Certificates:

                  Series 2002-CIBC4

Part I


Item 1.           Business

         Omitted.


Item 2.           Properties

         Information regarding the mortgaged properties is included in the Accountant's Statements and Annual Statements of Compliance filed under Item 14 hereof, as described in Item 14 hereof.


Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings relating to any Series involving the Registrant, the Certificates, the Trust Fund or any applicable Servicer, Special Servicer or Trustee, other than routine litigation incidental to the duties of any such persons under the related pooling and servicing agreement.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders for any Series during the fiscal year covered by this report.

Part II


Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         (a)      (1)      To the knowledge of the Registrant, there is no
                           established public market for the Certificates of any Series

                  (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2002, the following Series had the following number of holders of record:

                           Series 2002-CIBC4:        78


Item 6.           Selected Financial Data

         Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.           Financial Statements and Supplementary Data

         See Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III


Item 10. Directors and Executive Officers of the Registrant

         Omitted.


Item 11. Executive Compliance

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of each series of Certificates:

Series 2002-CIBC4         Name & Address of Participant                  Original Certificate              % of Class
                                                                         Principal Balance

Class A1                  Deutsche Bank Trust Company Americas                        $5,250,000                9.55%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          JPMorgan Chase Bank                                        $28,200,000               51.27%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

                          M&I Marshall & Isley Bank                                  $18,350,000               33.36%
                          Issuer Services
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Class A2                  Barclays Global Investors N.A/                              $9,000,000                5.45%
                          Investors Bank & Trust
                          980 9th Street, 6th Floor
                          Sacramento, CA  95814

                          Bank One Trust Company N.A./Public Employee                $30,000,000               18.18%
                          Retirement
                          340 South Cleveland, Building 350
                          Columbus, OH  43240

                          JPMorgan Chase Bank                                        $45,000,000               27.27%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

                          Merrill, Lynch, Pierce Fenner & Smith                      $50,050,000               30.33%
                          Safekeeping
                          4 Corporate Place
                          Piscataway, NJ  08854

                          Morgan Stanley & Co. Incorporated                           $9,900,000                6.00%
                          One Pierrepont Plaza
                          Brooklyn, NY  11201

                          State Street Bank and Trust Company                        $15,000,000                9.09%
                          1776 Heritage Dr.
                          Global Corporate Action Unit JAB 5NW
                          No. Quincy, MA 02171

Class A3                  The Bank of New York                                       $31,990,000                7.93%
                          One Wall Street
                          New York, NY  10286

                          Citibank, N.A.                                             $55,253,000               13.71%
                          3800 Citibank Center B3-15
                          Tampa, FL  33610

                          Deutsche Bank Trust Company Americas                       $44,585,000               11.06%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          JPMorgan Chase Bank                                        $45,000,000               11.16%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

                          LaSalle Bank National Association                          $44,565,000               11.05%
                          135 South LaSalle Street
                          Chicago, IL  60603

                          Merrill, Lynch, Pierce Fenner & Smith                      $95,000,000               23.56%
                          Safekeeping
                          4 Corporate Place
                          Piscataway, NJ  08854

                          State Street Bank and Trust Company                        $57,870,000               14.35%
                          1776 Heritage Dr.
                          Global Corporate Action Unit JAB 5NW
                          No. Quincy, MA 02171

                          Wells Fargo Bank Minnesota, N.A.                           $22,060,000                5.47%
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY 11717

Class B                   LaSalle Bank National Association                          $31,957,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class C                   The Bank of New York                                        $8,000,000               23.56%
                          One Wall Street
                          New York, NY  10286

                          Boston Safe Deposit and Trust Company                       $5,000,000               14.73%
                          525 William Penn Place, Suite 3148
                          Pittsburgh, PA  15259

                          Deutsche Bank Trust Company Americas                        $7,000,000               20.62%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          JPMorgan Chase Bank                                        $11,954,000               35.21%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

                          UFJ Trust Company of New York                               $2,000,000                5.89%
                          666 Fifth Avenue
                          New York, NY  11217

Class D                   Citibank, N.A.                                              $9,986,000              100.00%
                          3800 Citibank Center B3-15
                          Tampa, FL  33610

Class E                   Bear Stearns Securities Corp.                              $12,000,000               50.07%
                          One Metrotech Center North
                          Brooklyn, NY  11201-3862

                          Citibank, N.A.                                              $4,967,000               20.72%
                          3800 Citibank Center B3-15
                          Tampa, FL  33610

                          Wells Fargo Bank Minnesota, N.A.                            $7,000,000               29.21%
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY 11717

Class F                   Boston Safe Deposit and Trust Company                       $3,000,000               25.03%
                          525 William Penn Place, Suite 3148
                          Pittsburgh, PA  15259

                          Citibank, N.A.                                              $3,000,000               25.03%
                          3800 Citibank Center B3-15
                          Tampa, FL  33610

                          JPMorgan Chase Bank                                         $5,984,000               49.93%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

Class G                   BNY/ITC - Dealers Clearance Special                         $3,981,000               28.47%
                          One Wall Street
                          New York, NY  10286

                          LaSalle Bank National Association                          $10,000,000               71.53%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class H                   LaSalle Bank National Association                          $11,984,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class J                   LaSalle Bank National Association                           $3,994,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class K                   LaSalle Bank National Association                           $5,992,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class L                   LaSalle Bank National Association                           $7,989,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class M                   LaSalle Bank National Association                           $3,995,000              100.00%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class NR                  The Bank of New York                                          $850,000                5.32%
                          One Wall Street
                          New York, NY  10286

                          LaSalle Bank National Association                          $15,128,296               94.68%
                          135 South LaSalle Street
                          Chicago, IL  60603

Class X1                  The Bank of New York/Morgan Stanley                        $86,085,684               10.78%
                          International London
                          One Wall Street
                          New York, NY  10286

                          Citibank, N.A.                                            $253,045,281               31.67%
                          3800 Citibank Center B3-15
                          Tampa, FL  33610

                          Deutsche Bank Trust Company Americas                      $246,344,000               30.83%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          JPMorgan Chase Bank                                       $174,204,796               21.81%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

Class X2                  The Bank of New York                                      $193,938,000               29.04%
                          One Wall Street
                          New York, NY  10286

                          Deutsche Bank Trust Company Americas                       $80,628,750               12.07%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          JPMorgan Chase Bank                                        $48,377,250                7.24%
                          Proxy/Class Actions/Bankruptcy
                          14201 Dallas Pkwy
                          Dallas, TX  75254

                          LaSalle Bank National Association                         $345,000,000               51.65%
                          135 South LaSalle Street
                          Chicago, IL  60603



Item 13. Certain Relationships and Related Transactions

         Omitted.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Servicer and Special Servicer Annual Statements of Compliance.

                  99.2 Reports prepared by Servicer and Special Servicer's certified independent accountants concerning their respective duties for the year ended
                           December 31, 2002.

                  99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of September 12, 2002, October 15, 2002, November 15, 2002 and December 12, 2002 in response to Item 5 of Form 8-K (other events) were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in September, October, November and December 2002, respectively.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003


                                              JPMORGAN CHASE BANK,
                                              As Paying Agent, on behalf of
                                              J.P. Morgan Chase Commercial
                                              Mortgage Securities Corp.


                                              By:  /s/ Diane E. Wallace
                                              ----------------------------------
                                              Name:    Diane E. Wallace
                                              Title:   Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

         99.1     Servicer and Special Servicer Annual Statements of Compliance:

         99.2 Reports prepared by Servicer and Special Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2002

         99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.